Form 10-K
period 2022-12-31
3650R 2022-PF2 Commercial Mortgage Trust
filed 2023-03-17
CIK 1948175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-255181-02

Central Index Key Number of the issuing entity: 0001948175

3650R 2022-PF2 Commercial Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001856217

3650 REIT Commercial Mortgage Securities II LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001840727

3650 Real Estate Investment Trust 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4238372 38-4238373 (I.R.S. Employer Identification Number)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

***Get Registrants Telephone Number CO***

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Triple Net Portfolio Mortgage Loan, the Central States Industrial Portfolio Mortgage Loan, the Art Ovation Hotel Mortgage Loan, the TOTAL Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the RH HQ Mortgage Loan, the 800 Cesar Chavez Mortgage Loan, the Meadowood Mall Mortgage Loan and the Lakeshore Marketplace Mortgage Loan, which constituted approximately 7.3%, 5.5%, 3.8%, 3.1%, 2.7%, 2.1%, 1.8%, 1.7% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Triple Net Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Central States Industrial Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Art Ovation Hotel Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the TOTAL Plaza Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (e) with respect to the 500 Delaware Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (f) with respect to the RH HQ Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (g) with respect to the 800 Cesar Chavez Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (h) with respect to the Meadowood Mall Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity and (i) with respect to the Lakeshore Marketplace Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Triple Net Portfolio Mortgage Loan, the Central States Industrial Portfolio Mortgage Loan, the Art Ovation Hotel Mortgage Loan, the TOTAL Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the RH HQ Mortgage Loan, the 800 Cesar Chavez Mortgage Loan, the Meadowood Mall Mortgage Loan and the Lakeshore Marketplace Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan, which constituted approximately 2.5%, 1.4% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan or the PetSmart HQ Mortgage Loan and three other pari passu loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the 3650R 2021-PF1 Commercial Mortgage Trust transaction, Commission File Number 333-255181-01 (the “3650R 2021-PF1 Transaction”). These loan combinations, including the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the 3650R 2021-PF1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan, which constituted approximately 5.5% and 2.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the 330 West 34th Street Leased Fee Mortgage Loan or the IPG Portfolio Mortgage Loan and three other pari passu loans, each of which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2022-B37 Mortgage Trust transaction, Commission File Number 333-261764-01 (the “Benchmark 2022-B37 Transaction”). These loan combinations, including the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B37 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Concord Mills Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date.  The Concord Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Concord Mills Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2022-BNK44 transaction, Commission File Number 333-259741-04 (the “BANK 2022-BNK44 Transaction”). This loan combination, including the Concord Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 330 West 34th Street Leased Fee Mortgage Loan, the Patewood Corporate Center Mortgage Loan, the IPG Portfolio Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

3650 REIT Loan Servicing LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan. As a result, 3650 REIT Loan Servicing LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by 3650 REIT Loan Servicing LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Concord Mills Mortgage Loan, the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Concord Mills Mortgage Loan, the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the Patewood Corporate Center Mortgage Loan, the Icon One Daytona Mortgage Loan and the PetSmart HQ Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the Concord Mills Mortgage Loan.  As a result, when combined with its other capacities described in the preceding paragraph, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the IPG Portfolio Mortgage Loan and the 330 West 34th Street Leased Fee Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Pentalpha Surveillance LLC is the operating advisor of the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Triple Net Portfolio Mortgage Loan, the Central States Industrial Portfolio Mortgage Loan, the Art Ovation Hotel Mortgage Loan, the TOTAL Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the RH HQ Mortgage Loan, the 800 Cesar Chavez Mortgage Loan, the Meadowood Mall Mortgage Loan, the Lakeshore Marketplace Mortgage Loan, the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the Benchmark 2022-B37 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Triple Net Portfolio Mortgage Loan, the Central States Industrial Portfolio Mortgage Loan, the Art Ovation Hotel Mortgage Loan, the TOTAL Plaza Mortgage Loan, the 500 Delaware Mortgage Loan, the RH HQ Mortgage Loan, the 800 Cesar Chavez Mortgage Loan, the Meadowood Mall Mortgage Loan, the Lakeshore Marketplace Mortgage Loan, , the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Patewood Corporate Center Mortgage Loan, the PetSmart HQ Mortgage Loan and the Icon One Daytona Mortgage Loan.  Pursuant to the pooling and servicing agreement for the 3650R 2021-PF1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Patewood Corporate Center Mortgage Loan, the PetSmart HQ Mortgage Loan and the Icon One Daytona Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Concord Mills Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Concord Mills Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Concord Mills Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan, the Concord Mills Mortgage Loan, the Patewood Corporate Center Mortgage Loan, the PetSmart HQ Mortgage Loan and the Icon One Daytona Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan and the Concord Mills Mortgage Loan, the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan and KeyBank National Association as special servicer of the Concord Mills Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 30, 2022 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Patewood Corporate Center Mortgage Loan, the PetSmart HQ Mortgage Loan and the Icon One Daytona Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the 3650R 2021-PF1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the 3650R 2021-PF1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the 3650R 2021-PF1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2022-B37 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2022-B37 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2022-B37 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Concord Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2022-BNK44 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2022-BNK44 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2022, among 3650 REIT Commercial Mortgage Securities II LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2021, among 3650 REIT Commercial Mortgage Securities II LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of October 1, 2022, among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2022, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, KeyBank National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.5           Agreement Between Note Holders, dated as of October 11, 2022, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder and Initial Note A-1-4 Holder, and DBR Investments Co. Limited, as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.6           Agreement Between Note Holders, dated as of November 30, 2022, by and between 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-1 Holder, 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-2 Holder, 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-3 Holder, 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-4 Holder, and 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-5 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 3, 2022, between DBR Investments Co. Limited, as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3 Holder, DBR Investments Co. Limited, as Note A-4 Holder, and DBR Investments Co. Limited, as Note A-5 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of October 7, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of October 7, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of October 6, 2022, by and among Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder, Column Financial, Inc., as Initial Note A-4 Holder, Column Financial, Inc., as Initial Note A-5 Holder, Column Financial, Inc., as Initial Note A-6 Holder, and Column Financial, Inc., as Initial Note A-7 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of November 30, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-5 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.12         Amended and Restated Agreement Between Note Holders, dated as of November 30, 2022, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wells Fargo Bank, National Association, as Trustee for the benefit of the Registered Holders of 3650R 2021 – PF1 Mortgage Trust Commercial Pass-Through Certificates Series 2021-PF1, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 25, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of November 30, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of November 30, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.16         Agreement Between Noteholders, dated as of November 5, 2021, between Wells Fargo Bank, National Association, as Note A-1 Holder, Barclays Capital Real Estate Inc., as Note A-2 Holder, Bank of Montreal, as Note A-3 Holder, 3650 Real Estate Investment Trust 2 LLC, as Note A-4 Holder, and 3650 Cal Bridge Reno LLC, as Note B Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.17         Amended and Restated Agreement Between Note Holders, dated as of November 30, 2022, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wells Fargo Bank, National Association, as Trustee for the benefit of the Registered Holders of 3650R 2021 – PF1 Mortgage Trust Commercial Pass-Through Certificates Series 2021-PF1, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.18         Amended and Restated Agreement Between Note Holders, dated as of October 7, 2022, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wells Fargo Bank, National Association, as Trustee for the benefit of the Registered Holders of 3650R 2021 – PF1 Mortgage Trust Commercial Pass-Through Certificates Series 2021-PF1, as Initial Note A-1 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder, 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-3 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-4 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of October 7, 2022, by and between 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-1 Holder, and 3650 REIT Warehouse Facility Entity 2A LLC, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         3650 REIT Loan Servicing LLC, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 33.1)

33.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 33.2)

33.8         Computershare Trust Company, National Association, as Trustee of the Triple Net Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Computershare Trust Company, National Association, as Custodian of the Triple Net Portfolio Mortgage Loan (see Exhibit 33.4)

33.10       Park Bridge Lender Services LLC, as Operating Advisor of the Triple Net Portfolio Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       3650 REIT Loan Servicing LLC, as Special Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Computershare Trust Company, National Association, as Trustee of the Central States Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 33.1)

33.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 33.2)

33.18       Computershare Trust Company, National Association, as Trustee of the Art Ovation Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the Art Ovation Hotel Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Art Ovation Hotel Mortgage Loan (see Exhibit 33.5)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 33.1)

33.22       3650 REIT Loan Servicing LLC, as Special Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 33.2)

33.23       Computershare Trust Company, National Association, as Trustee of the TOTAL Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the TOTAL Plaza Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the TOTAL Plaza Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 33.1)

33.27       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 33.2)

33.28       Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan (see Exhibit 33.5)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RH HQ Mortgage Loan (see Exhibit 33.1)

33.32       3650 REIT Loan Servicing LLC, as Special Servicer of the RH HQ Mortgage Loan (see Exhibit 33.2)

33.33       Computershare Trust Company, National Association, as Trustee of the RH HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the RH HQ Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the RH HQ Mortgage Loan (see Exhibit 33.5)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 33.1)

33.37       3650 REIT Loan Servicing LLC, as Special Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 33.2)

33.38       Computershare Trust Company, National Association, as Trustee of the 800 Cesar Chavez Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the 800 Cesar Chavez Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the 800 Cesar Chavez Mortgage Loan (see Exhibit 33.5)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 33.1)

33.42       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 33.2)

33.43       Computershare Trust Company, National Association, as Trustee of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the Meadowood Mall Mortgage Loan (see Exhibit 33.4)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the Meadowood Mall Mortgage Loan (see Exhibit 33.5)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 33.1)

33.47       3650 REIT Loan Servicing LLC, as Special Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 33.2)

33.48       Computershare Trust Company, National Association, as Trustee of the Lakeshore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Computershare Trust Company, National Association, as Custodian of the Lakeshore Marketplace Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeshore Marketplace Mortgage Loan (see Exhibit 33.5)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 33.1)

33.52       3650 REIT Loan Servicing LLC, as Special Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 33.2)

33.53       Wells Fargo Bank, National Association, as Trustee of the Patewood Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Custodian of the Patewood Corporate Center Mortgage Loan

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the Patewood Corporate Center Mortgage Loan (see Exhibit 33.5)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 33.1)

33.58       3650 REIT Loan Servicing LLC, as Special Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 33.2)

33.59       Wells Fargo Bank, National Association, as Trustee of the Icon One Daytona Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Custodian of the Icon One Daytona Mortgage Loan (see Exhibit 33.54)

33.61       Park Bridge Lender Services LLC, as Operating Advisor of the Icon One Daytona Mortgage Loan (see Exhibit 33.5)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.56)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 33.1)

33.64       3650 REIT Loan Servicing LLC, as Special Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 33.2)

33.65       Wells Fargo Bank, National Association, as Trustee of the PetSmart HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the PetSmart HQ Mortgage Loan (see Exhibit 33.54)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the PetSmart HQ Mortgage Loan (see Exhibit 33.5)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.56)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 330 West 34th Street Leased Fee Mortgage Loan (see Exhibit 33.1)

33.70       Rialto Capital Advisors, LLC, as Special Servicer of the 330 West 34th Street Leased Fee Mortgage Loan

33.71       Computershare Trust Company, National Association, as Trustee of the 330 West 34th Street Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Computershare Trust Company, National Association, as Custodian of the 330 West 34th Street Leased Fee Mortgage Loan (see Exhibit 33.4)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the 330 West 34th Street Leased Fee Mortgage Loan

33.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 33.1)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 33.70)

33.76       Computershare Trust Company, National Association, as Trustee of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Computershare Trust Company, National Association, as Custodian of the IPG Portfolio Mortgage Loan (see Exhibit 33.4)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the IPG Portfolio Mortgage Loan (see Exhibit 33.73)

33.79       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan

33.80       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan

33.81       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.5)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         3650 REIT Loan Servicing LLC, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 34.1)

34.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 34.2)

34.8         Computershare Trust Company, National Association, as Trustee of the Triple Net Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Computershare Trust Company, National Association, as Custodian of the Triple Net Portfolio Mortgage Loan (see Exhibit 34.4)

34.10       Park Bridge Lender Services LLC, as Operating Advisor of the Triple Net Portfolio Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       3650 REIT Loan Servicing LLC, as Special Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Computershare Trust Company, National Association, as Trustee of the Central States Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 34.1)

34.17       3650 REIT Loan Servicing LLC, as Special Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 34.2)

34.18       Computershare Trust Company, National Association, as Trustee of the Art Ovation Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the Art Ovation Hotel Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Art Ovation Hotel Mortgage Loan (see Exhibit 34.5)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 34.1)

34.22       3650 REIT Loan Servicing LLC, as Special Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 34.2)

34.23       Computershare Trust Company, National Association, as Trustee of the TOTAL Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the TOTAL Plaza Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the TOTAL Plaza Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 34.1)

34.27       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 34.2)

34.28       Computershare Trust Company, National Association, as Trustee of the 500 Delaware Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the 500 Delaware Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the 500 Delaware Mortgage Loan (see Exhibit 34.5)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RH HQ Mortgage Loan (see Exhibit 34.1)

34.32       3650 REIT Loan Servicing LLC, as Special Servicer of the RH HQ Mortgage Loan (see Exhibit 34.2)

34.33       Computershare Trust Company, National Association, as Trustee of the RH HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the RH HQ Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the RH HQ Mortgage Loan (see Exhibit 34.5)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 34.1)

34.37       3650 REIT Loan Servicing LLC, as Special Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 34.2)

34.38       Computershare Trust Company, National Association, as Trustee of the 800 Cesar Chavez Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the 800 Cesar Chavez Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the 800 Cesar Chavez Mortgage Loan (see Exhibit 34.5)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 34.1)

34.42       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 34.2)

34.43       Computershare Trust Company, National Association, as Trustee of the Meadowood Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the Meadowood Mall Mortgage Loan (see Exhibit 34.4)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the Meadowood Mall Mortgage Loan (see Exhibit 34.5)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 34.1)

34.47       3650 REIT Loan Servicing LLC, as Special Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 34.2)

34.48       Computershare Trust Company, National Association, as Trustee of the Lakeshore Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Computershare Trust Company, National Association, as Custodian of the Lakeshore Marketplace Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Lakeshore Marketplace Mortgage Loan (see Exhibit 34.5)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 34.1)

34.52       3650 REIT Loan Servicing LLC, as Special Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 34.2)

34.53       Wells Fargo Bank, National Association, as Trustee of the Patewood Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Custodian of the Patewood Corporate Center Mortgage Loan

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the Patewood Corporate Center Mortgage Loan (see Exhibit 34.5)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 34.1)

34.58       3650 REIT Loan Servicing LLC, as Special Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 34.2)

34.59       Wells Fargo Bank, National Association, as Trustee of the Icon One Daytona Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Custodian of the Icon One Daytona Mortgage Loan (see Exhibit 34.54)

34.61       Park Bridge Lender Services LLC, as Operating Advisor of the Icon One Daytona Mortgage Loan (see Exhibit 34.5)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.56)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 34.1)

34.64       3650 REIT Loan Servicing LLC, as Special Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 34.2)

34.65       Wells Fargo Bank, National Association, as Trustee of the PetSmart HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the PetSmart HQ Mortgage Loan (see Exhibit 34.54)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the PetSmart HQ Mortgage Loan (see Exhibit 34.5)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.56)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 330 West 34th Street Leased Fee Mortgage Loan (see Exhibit 34.1)

34.70       Rialto Capital Advisors, LLC, as Special Servicer of the 330 West 34th Street Leased Fee Mortgage Loan

34.71       Computershare Trust Company, National Association, as Trustee of the 330 West 34th Street Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Computershare Trust Company, National Association, as Custodian of the 330 West 34th Street Leased Fee Mortgage Loan (see Exhibit 34.4)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the 330 West 34th Street Leased Fee Mortgage Loan

34.74       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 34.1)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 34.70)

34.76       Computershare Trust Company, National Association, as Trustee of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Computershare Trust Company, National Association, as Custodian of the IPG Portfolio Mortgage Loan (see Exhibit 34.4)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the IPG Portfolio Mortgage Loan (see Exhibit 34.73)

34.79       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan

34.80       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan

34.81       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.5)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         3650 REIT Loan Servicing LLC, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 35.1)

35.5         3650 REIT Loan Servicing LLC, as Special Servicer of the Triple Net Portfolio Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         3650 REIT Loan Servicing LLC, as Special Servicer of the Central States Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 35.1)

35.9         3650 REIT Loan Servicing LLC, as Special Servicer of the Art Ovation Hotel Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 35.1)

35.11       3650 REIT Loan Servicing LLC, as Special Servicer of the TOTAL Plaza Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.1)

35.13       3650 REIT Loan Servicing LLC, as Special Servicer of the 500 Delaware Mortgage Loan (see Exhibit 35.2)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RH HQ Mortgage Loan (see Exhibit 35.1)

35.15       3650 REIT Loan Servicing LLC, as Special Servicer of the RH HQ Mortgage Loan (see Exhibit 35.2)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 35.1)

35.17       3650 REIT Loan Servicing LLC, as Special Servicer of the 800 Cesar Chavez Mortgage Loan (see Exhibit 35.2)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 35.1)

35.19       3650 REIT Loan Servicing LLC, as Special Servicer of the Meadowood Mall Mortgage Loan (see Exhibit 35.2)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 35.1)

35.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Lakeshore Marketplace Mortgage Loan (see Exhibit 35.2)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 35.1)

35.23       3650 REIT Loan Servicing LLC, as Special Servicer of the Patewood Corporate Center Mortgage Loan (see Exhibit 35.2)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 35.1)

35.25       3650 REIT Loan Servicing LLC, as Special Servicer of the Icon One Daytona Mortgage Loan (see Exhibit 35.2)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 35.1)

35.27       3650 REIT Loan Servicing LLC, as Special Servicer of the PetSmart HQ Mortgage Loan (see Exhibit 35.2)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 330 West 34th Street Leased Fee Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 330 West 34th Street Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan

35.33       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of November 30, 2022, between 3650 REIT Commercial Mortgage Securities II LLC and 3650 Real Estate Investment Trust 2 LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of November 30, 2022, between 3650 REIT Commercial Mortgage Securities II LLC and German American Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of November 30, 2022, between 3650 REIT Commercial Mortgage Securities II LLC and Citi Real Estate Funding Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of November 30, 2022, between 3650 REIT Commercial Mortgage Securities II LLC and Column Financial, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2022 under Commission File No. 333-255181-02 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3650 REIT Commercial Mortgage Securities II LLC
(Depositor)

/s/ Tobin Cobb

Tobin Cobb, Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 16, 2023