Form 10-K
period 2025-12-31
3650R 2022-PF2 Commercial Mortgage Trust
filed 2026-03-16
CIK 1948175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the primary servicer of the Concord Mills Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Concord Mills Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, when combined with its other capacities described in the preceding paragraph, it is servicing mortgage loans that constitute more than 5%, but less than 10%, of the pool assets of the issuing entity. Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Wells Fargo Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Wells Fargo Bank, National Association is servicing more than 5% of the pool assets. However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Wells Fargo Bank, National Association because Wells Fargo Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Concord Mills Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 330 West 34th Street Leased Fee Mortgage Loan, the IPG Portfolio Mortgage Loan and the Concord Mills Mortgage Loan, the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the 330 West 34th Street Leased Fee Mortgage Loan and the IPG Portfolio Mortgage Loan, KeyBank National Association as special servicer of the Concord Mills Mortgage Loan, Wells Fargo Bank, National Association as primary servicer of the Concord Mills Mortgage Loan prior to March 1, 2025 and Trimont LLC as primary servicer of the Concord Mills Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 33.70)

33.76       Computershare Trust Company, National Association, as Trustee of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Computershare Trust Company, National Association, as Custodian of the IPG Portfolio Mortgage Loan (see Exhibit 33.4)

33.78       Pentalpha Surveillance LLC, as Operating Advisor of the IPG Portfolio Mortgage Loan (see Exhibit 33.73)

33.79       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025

33.80       Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025

33.81       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan

33.82       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 33.4)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 33.5)

33.85       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan

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

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 34.70)

34.76       Computershare Trust Company, National Association, as Trustee of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Computershare Trust Company, National Association, as Custodian of the IPG Portfolio Mortgage Loan (see Exhibit 34.4)

34.78       Pentalpha Surveillance LLC, as Operating Advisor of the IPG Portfolio Mortgage Loan (see Exhibit 34.73)

34.79       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025

34.80       Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025

34.81       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan

34.82       Wilmington Trust, National Association, as Trustee of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Computershare Trust Company, National Association, as Custodian of the Concord Mills Mortgage Loan (see Exhibit 34.4)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the Concord Mills Mortgage Loan (see Exhibit 34.5)

34.85       CoreLogic Solutions, LLC, as Servicing Function Participant of the Concord Mills Mortgage Loan

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

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 330 West 34th Street Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the IPG Portfolio Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the IPG Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Concord Mills Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.33       Trimont LLC, as Primary Servicer of the Concord Mills Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.34       KeyBank National Association, as Special Servicer of the Concord Mills Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026